Form 10-Q
period 2012-09-30
NEW DAY FINANCIAL MANAGEMENT, INC.
filed 2013-09-12
CIK 1491959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-54877

NEW DAY FINANCIAL MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0427276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 S. Valle Verde Dr. #235-106 Henderson, NV 89012
(Address of principal executive offices)

(702) 245-5765
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	2,750,000 shares
(Class)	(Outstanding as at August 22, 2013)

NEW DAY FINANCIAL MANAGEMENT, INC.

Table of Contents

Page

PART I - FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

BALANCE SHEETS

4

STATEMENTS OF OPERATIONS

5

STATEMENTS OF CASH FLOWS

6

NOTES TO FINANCIAL STATEMENTS

7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

11

Item 3. Quantitative and Qualitative Disclosure About Market Risks

13

Item 4T. Controls and Procedures

13

PART II - OTHER INFORMATION

15

Item 1. Legal Proceedings

15

Item 1A. Risk Factors

15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3. Defaults Upon Senior Securities

15

Item 4. Mine Safety Disclosures

15

Item 5. Other Information

15

Item 6. Exhibits and Reports on Form 8-K

16

SIGNATURES

17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Form S-1, most recently filed with the Commission on October 2, 2012.

NEW DAY FINANCIAL MANAGEMENT, INC.

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$31,193	$18,782
Prepaid expenses	991	-
Total current assets	32,184	18,782

Fixed assets, net	1,284	1,966

Total assets	$33,468	$20,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,704	$1,000
Income tax payable	1,885	1,885
Notes payable	30,000	-
Notes payable - related party	5,000	-
Income tax payable	70	-
Total current liabilities	40,659	2,885

Total liabilities	40,659	2,885

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 2,900,000 and 2,900,000 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	2,900	2,900
Additional paid-in capital	8,725	8,725
Retained earnings	(18,816)	6,238
Total stockholders’ equity	(7,191)	17,863

Total liabilities and stockholders’ equity	$33,468	$20,748

See Accompanying Notes to Financial Statements.

NEW DAY FINANCIAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$10,000
Revenue - related party	-	-	-	-
Total revenue	-	-	-	10,000

Operating expenses:
General and administrative expenses	3,394	6,695	24,302	9,486
Depreciation	227	184	682	551
Total expenses	3,621	6,879	24,984	10,037

Other expense:
Interest expense	(70)	-	(70)	-
Total expenses	(70)	-	(70)	-

Income before provision for income taxes	(3,691)	(6,879)	(25,054)	(37)

Provision for income taxes	-	-	-	(2,395)

Net income (loss)	$(3,691)	$(6,879)	$(25,054)	$(2,432)

Weighted average number of
common shares outstanding - basic	2,900,000	2,900,000	2,900,000	2,900,000

Net income (loss) per share-basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See Accompanying Notes to Financial Statements.

 NEW DAY FINANCIAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,054)	$(2,432)
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation	682	551
Provision for income taxes	-	2,395
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(991)	-
Increase (decrease) in accounts payable	2,704	2,506
Increase (decrease) in accrued interest payable	70	-

Net cash provided (used) in operating activities	(22,589)	3,020

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,204)

Net cash provided by investing activities	-	(2,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	30,000	-
Proceeds from notes payable - related party	5,000	-

Net cash provided by financing activities	35,000	-

NET CHANGE IN CASH	12,411	816

CASH AT BEGINNING OF YEAR	18,782	22,292

CASH AT END OF YEAR	$31,193	$23,108

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2011 and 2010 and notes thereto included in the Company’s S-1 registration statement and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Fixed assets

Fixed assets are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment    3 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as September 30, 2012.  Depreciation expense for the nine months ended September 30, 2012 and 2011 totaled $682 and $551, respectively.

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Company recognizes revenue when consulting and placement services are rendered on the accrual basis of accounting in accordance with generally accepted accounting principles in ASC 605.  The Company does not recognize revenue until all four of the following criteria are met: (1) Persuasive evidence of an arrangement exists, (2) Services have been rendered, (3) The seller’s price to the buyer is fixed and (4) Collectability is reasonably assured.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Concentrations of revenue

During the nine months ended September 30, 2011, two customers accounted for 100% of revenue.  During the nine months ended September 30, 2012 and 2011, the officers and directors of the Company have donated their services to the Company.  During the nine months ended September 30, 2011, the revenue generated was based on management’s donation of services.

Recent pronouncements

The Company has evaluated all the recent accounting pronouncements through March 2013 and believes that none of them will have a material effect on the company’s financial statement.

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2012, the Company did not generate any revenue and had a net loss of $25,054. The Company’s revenue is based on consulting services which are generated by an officer, director and shareholder of the Company who is not compensated for their time. As such, the Company cannot be certain that the activity will continue into the future.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

	September 30,	December 31,
	2012	2011

Computer equipment	$2,730	$2,730
Less accumulated depreciation	(1,446)	(764)

Fixed assets, net	$1,284	$1,966

Depreciation expense for the nine months ended September 30, 2012 and 2011 were $682 and $551, respectively.

NOTE 4 - NOTES PAYABLE

On September 17, 2012, the Company received a loan for $15,000.  The loan is due upon demand and bears 8% interest.

On September 24, 2012, the Company received a loan for $15,000.  The loan is due upon demand and bears 8% interest.

Interest expense for the nine months ended September 30, 2012 was $70.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

Common Stock

During the nine months ended September 30, 2012, there have been no other issuances of common stock.

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - WARRANTS AND OPTIONS

As of September 30, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by the officers and directors of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

On September 17, 2012, the Company received a loan for $5,000 from an officer and director of the Company.  The loan is due upon demand and bears 0% interest.

NOTE 8 - SUBSEQUENT EVENTS

On January 23, 2013, the Company received a loan of $5,000 from an officer and director of the Company.  The loan is due upon demand and bears 0% interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Eurasia’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Spindle’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

We were incorporated in Nevada on February 15, 2007.  We provide small businesses with focused management and financial strategies to execute and grow their businesses.  Since our inception, we have worked with the singular goal of providing small business with the tools and guidance to grow their companies.

Results of Operation for the three and nine months ended September 30, 2012 and 2011

Revenues

Revenues generated in the three month periods ended September 30, 2012 and 2011 were $0.  During the nine months ended September 30, 2012 and 2011 revenues were $0 and $10,000 respectively. All revenues during the nine months ended September 30, 2011 were generated from two clients, both of whom we do not have long-term or guaranteed arrangements with and were new client acquisitions to whom we did not provide any prior business service.  Ms. Mannix, our President, provided corporate identity and marketing consulting, operational analysis and strategy brainstorming services to these clients.  We believe the substantial decrease in revenues during the comparable periods is attributed to a weakness in the general economy.  We believe the weakness has affected small business owners’ willingness and capability to spend money on investments with no immediate, guaranteed rate of return.  We believe our services provide long-term benefits; however, without a measurable, quantifiable return, we have recently been viewed as a cost center, rather than a revenue generating asset.  We have no long-term or guaranteed contracts in place with any customers, and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

Operating expenses

We incur various costs and expenses in the execution of our business.  All expenses, to date, have been classified as general and administrative expenses, which primarily consist of bank service charges, filing fees and consulting, accounting and legal fees.

During the three months ended September 30, 2012, total expenses were $3,621, which is attributable to $227 in depreciation expense and $3,394 in general and administrative expenses.  In the comparable period ended September 30, 2011, total expenses were $6,879, comprised of $184 in depreciation expense and $6,695 in general and administrative costs.

In the nine month period ended September 30, 2012, total expenses were $24,984, compared to $10,037 in the comparable nine month period ended September 30, 2011.  The substantial increase is attributable to an increase in our public reporting costs, including accounting and filing fees.

Interest Expense

During the three months ended September 30, 2012, we borrowed an aggregate of $30,000.  The loans are due on demand and bear an interest rate of 8% per annum.  We did not recognize any interest expense in the three months ended September 30, 2011.

Through the nine months ended September 30, 2012, we recorded interest expense of $70 related to the demand notes.  In the comparable period ended September 30, 2011, we did not incur any interest expense.

Provision for income taxes

During the three months ended September 30, 2012, we recorded an operating loss before provision for income taxes of $3,691.  In comparison, income before provision for income taxes during the period ended September 30, 2011 was $6,879.  We have recorded a provision for income taxes of $0 during the period ended September 30, 2012 and $0 during the three months ended September 30, 2011.

In the nine month period ended September 30, 2012, our loss before provision for income taxes totaled $25,054.  During the nine months ended September 30, 2011, we incurred a net loss before provision for income taxes in the amount of $37.  Provision for income taxes during the nine months ended September 30, 2012 was $0, compared to $2,395 in the comparable period ended September 30, 2011.

Net income (loss)

In the three months ended September 30, 2012, we incurred a net loss of $3,691, compared to a net loss of $6,879 in the comparable period ended September 30, 2011.

During the nine months ended September 30, 2012, we incurred a net loss of $25,054.  In comparison, we experienced a net loss of $2,432 during the nine month period ended September 30, 2011.

Management expects to encounter material weakness in demand for our services as well as unpredictable, possibly higher, levels of expenditures, both of which will put significant pressure on our net profit margins.  Therefore, we are significantly dependent upon our ability to continue to engage new clients and generate sufficient revenues to meet our financial obligations.

Liquidity and capital resources

Cash used in operating activities in the nine month period ended September 30, 2012 was $22,589, compared to cash provided for such activities in the comparable period ended September 30, 2011 of $3,020.

Cash used in investing activities during the nine month period ended September 30, 2012 was $0, compared to the comparable period ended September 30, 2011, during which time we purchased fixed assets of $2,204.

Cash provided by financing activities totaled $35,000 during the nine months ended September 30, 2012, primarily attributed proceeds from notes payable entered into during the period.  In the comparable period ended September 30, 2011, we did not obtain any cash from financing activities.

As of September 30, 2012, we had $31,193 in cash on hand, compared to cash balance of $23,108 a year ago on September 30, 2011.  This decrease in available cash is primarily attributed to the cost of being a public reporting company, such as accounting, legal and other fees.

If we are unable to generate sufficient cash flows to support our operations over the next twelve months, we may be required to raise additional capital by issuing capital stock or debt securities in exchange for cash in order to continue as a going concern.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement.

Since our inception, we sought investment from third-parties.  The following is a chronological capitalization history:

1.

In February 2007, we issued 900,000 shares of our common stock to our two officers and our sole director, in exchange for services performed valued at $900, in lieu of cash.

2.

In March 2007, we issued 1,050,000 shares of our common stock to several service providers in lieu of cash for services rendered in the amount of $1,050.  These service providers agreed to accept stock as payment for their services.

3.

In April 2007, we issued 950,000 shares of our common stock for cash proceeds of $9,500 in a private placement offering.

4.

During September 2012, we received loans from unrelated third parties for $30,000.  The loans are due upon demand and bears interest at a rate of 8% per annum.

5.

On September 17, 2012, we received a loan for $5,000 from an officer and director.  The loan is due upon demand and bears 0% interest.

We have agreed to register for resale up to 950,000 shares of our common stock that was sold in the April 2007 private placement.  We are registering these shares in an effort to create a market for such shares and to encourage outside investment in our securities.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not expect to incur research and development costs.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Subsequent Events

On January 23, 2013, we received a loan of $5,000 from an officer and director.  The loan is due upon demand and bears 0% interest.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in our Form S-1/A filed on October 2, 2012, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2007, we issued an aggregate of 900,000 shares of our common stock to our three founding shareholders, Misses Fremont, Hootman and Mannix.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholders on our behalf in the amount of $900.  At the time of the issuance, each of the founders had fair access to and was in possession of all available material information about our company.  Additionally, each shareholder represented their intent to acquire securities for their own accounts and not with a view to further distribute the shares.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholders qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933, for transactions by an issuer, not involving a public offering.

On March 20, 2007, we issued 1,050,000 shares of our common stock to ten consultants for services rendered to the company valued at $1,050.  Each consultant agreed to accept shares of our common stock in lieu of cash.  We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were sold directly by us and did not involve a public offering or general solicitation.  The offering was not underwritten and no commissions or finders’ fees were paid.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including financial statements. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

On April 11, 2007, we sold a total of 950,000 shares of our common stock to 17 non-affiliated shareholders, none of whom were, prior to this sale, holders of our common stock.  The shares were issued at a price of $0.01 per share for total cash in the amount of $9,500.  The offering was not underwritten and no commissions or finders’ fees were paid.  We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.  None of the purchasers have claimed to be accredited investors, as that term is defined by Rule 501(a) of Regulation D, and we have made no attempt to verify any such qualification.  The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (2)
(b) By-Laws (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on July 1, 2012.

(2)

Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on July 28, 2010.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW DAY FINANCIAL MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Karen Mannix	President and CEO	September 11, 2013
Karen Mannix

/s/ Marcia Hootman	Principal Accounting Officer	September 11, 2013
Marcia Hootman	Chief Financial Officer

17