Form 10-K
period 2012-12-31
NEW DAY FINANCIAL MANAGEMENT, INC.
filed 2013-09-12
CIK 1491959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 000-54877

NEW DAY FINANCIAL MANAGEMENT, INC.
(Name of small business issuer in its charter)

Nevada	27-0427276
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

55 S. Valle Verde Dr., #235-106 Henderson, NV	89012
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 845-4838

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $9,500 as of April 15, 2013.

The number of shares outstanding of each of the issuer's classes of common equity, as of August 22, 2013 was 2,750,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

NEW DAY FINANCIAL MANAGEMENT, INC.

FORM 10-K

For the year ended December 31, 2012

TABLE OF CONTENTS

PART I

4

ITEM 1. BUSINESS

4

ITEM 1A. RISK FACTORS

6

ITEM 1B. UNRESOLVED STAFF COMMENTS

10

ITEM 2. PROPERTIES

10

ITEM 3. LEGAL PROCEEDINGS

10

ITEM 4. MINE SAFETY DISCLOSURES

11

PART II

11

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

11

ITEM 6. SELECTED FINANCIAL DATA

12

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

PLAN OF OPERATIONS

12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

27

ITEM 9A (T). CONTROLS AND PROCEDURES

27

ITEM 9B. OTHER INFORMATION

28

PART III

28

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

28

ITEM 11. EXECUTIVE COMPENSATION

31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

32

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

33

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

33

SIGNATURES

34

EXHIBIT INDEX

35

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1. BUSINESS

Business Development and Summary

New Day Financial Management, Inc. was incorporated in the State of Nevada on February 15, 2007.  We are a consulting company that provides clients with focused management and financial strategies to execute and grow their businesses.

During the year ended December 31, 2012, we incurred a net loss of $36,448.  As of December 31, 2012, we had $45,670 in total liabilities and cash on hand in the amount of $25,551.  However, we only recently exited the development stage and rely heavily on our management, who are not compensated for their time; thus, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  For a detailed “Management’s Discussion and Analysis” and “Plan of Operations,” please refer to page 33.

Our mailing address is 55 S. Valle Verde Dr., #235-106, Henderson, Nevada 89012.

Our fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

Companies of all types and sizes are under significant pressure to increase profitability and efficiency during a period of economic contraction.  Concurrently, customers are more informed, involved and frugal, leading to pressure on companies to reduce prices, increase quality and provide higher levels of customer support and relations.  Our management believes this combination of factors has created increased competition, as well as opportunities.

We are a management consulting company that assists clients in defining their competitive strengths and weaknesses, as well as mapping out tactics, processes and strategies to achieve specific business objectives.  Our consultants work closely with clients to (a) evaluate their current operations, (b) identify where improvements can be made and (c) design and implement strategies to improve clients’ business.  Currently, all services that we are contracted for are provided by our officers.  In the event that a client or specific project requires expertise beyond the capabilities of our officers, we plan to contract third-parties with sufficient experience.

We primarily target small businesses that are either unwilling or unable to dedicate precious resources to employing an individual to provide the services we do on an interim basis.  We believe this market segment is underserved by our larger competitors and that we are able to provide a cost-efficient solution for the small businesses existing in the segment.  Our services are provided on an outsourced basis, whereby a client contracts us for assistance with a specific project or for a pre-determined time frame.

Most small business owners are merely aware of their companies’ cash flows; put simply, they know if they have enough cash on hand to meet their obligations.  Our goal is to provide clients with the tools to objectively evaluate their profitability and determine areas for improvement.  We teach clients how to calculate basic financial ratios, such as Current Ratio, Average Collection Period, Debt Ratio, Profit Margins and Return on Equity, as well as assist clients in understanding the meaning of the output of such ratios and how to use that information to improve business practices.  By studying the information obtained, we attempt to address revenue cycle management, billing policies, credit risk and collection effectiveness, inventory management, accounts payable debt structuring.  Through close interaction and consultation with clients, we assist in the development and implementation of client-specific solutions to improve profitability.

In addition to focused financial management, we provide a more general consulting service.  Our management has decades of experience in entrepreneurship, corporate strategy, real estate and business management, which we are able to draw upon to assist most clients with a variety of situations.  In the event a client requires knowledge outside of our management’s skill set, we have access to contacts and professional acquaintances, cultivated over our management’s collective years of being in business, who can be brought in as third-party consultants to complete the project.

Distribution Methods

Our sole means of marketing and advertising are our officers and sole director.  These individuals have spent their careers working as employees and business owners in their respective communities, during which time they have established business networks.  These networks and other business acquaintances make up the large prospect database that we have been marketing our services to.  Our management attempts to establish contact with these contacts to generate awareness of our company and services, as well as to identify the potential for sales or referrals.  We have no other marketing or advertising channels than the direct marketing approach we are taking.

Growth Strategy

Our growth strategy includes the following:

1.

Build long-term relationships with clients.  All of our prior and current clients engage us on a per-project basis.  We have no guaranteed, long-term source of revenues; once a project is completed, that client may or may not continue to utilize our services.  Our objective is to enter into long-term contractual arrangements with clients to secure streams of revenues for at least 6-12 months.  During the negotiation phase, prospective clients determine whether they desire the Registrant’s services on a per-project or longer-term basis.  Thus, the Registrant represents that, to achieve its goal of entering into long-term contractual agreements with clients, there are no steps it can take.  Unfortunately, our target market of small businesses is price sensitive and weary of entering into an agreement which will increase their fixed costs.  In an attempt to entice current and potential clients, we have offered discounted consulting rates for longer-term clients.  As of the date of this prospectus, we have no long-term agreement with any client.

2.

Bring outsourcing in-house.  Since our inception, our officers and sole director has serviced all of our clients.  However, we understand that our management’s skill set may not encompass every situation a business may encounter.  As a result, we may be required to outsource projects or the client to a third-party consultant, whom we will have no direct oversight or control over.  Our objective is to hire or establish a more formal and direct relationship with such third-party consultants.  As of the date of this prospectus, we have not hired any persons and do not expect to do so within at least the next 12 months.

3.

Acquire new clients.  The growth of any business, including ours, is directly influenced by the ability to engage new clients.  We currently rely exclusively upon the efforts of our officers and sole director to market our company and our services to their prospect database.  We must continue to contact, and follow up with, target companies in this database, as well as add new potential contacts to continuously increase the pool or prospects.  While we do not currently expect to require additional sales staff or the use of mass media to advertise our services, we will periodically evaluate the necessity of such.

Industry Background and Competition

We compete, in general, with business consulting companies, including large multi-national and smaller niche solution providers, offering services that may be materially similar to those we provide.  Additionally, there are countless individuals seeking employment in the financial management departments of businesses, as well as businesses seeking a staff member rather than an outsourced consultant.  We believe we offer potential clients the financial flexibility of having the ability to choose between having a continued commitment or per-project time frame from a single entity rather than having to interview or exclude multiple qualified candidates.  There can be no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures will not force us to cease our operations.

We complete in a highly competitive marketplace with a large number of competitors, all of which have substantially greater financial, technical, marketing and other resources and significantly greater name recognition.  It is possible that new competitors or alliances among competitors will emerge in the future.  Barriers to entry are moderate, in that individuals with relevant work experience or college credentials are able to provide services relatively similar to those we provide without a material capital investment.

Number of total employees and number of full time employees

We rely exclusively on the services of our officers and directors who have experience in various business segments and industries.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by these individuals.  We do not anticipate hiring employees over the next 12 months.

In the normal course of our business, we may be required to outsource projects or the client to a third-party consultant, whom we will have no direct oversight or control over.  Any such consultants will be non-salaried third-parties who will be expected to provide various professional services to our clients on our behalf.  These consultants will be independent and paid on a per-project basis and will not be considered employees.  As of the date of this prospectus, we have not hired or contracted any persons.  Given the decline in business during the year ended December 31, 2012 and a tepid economic forecast for the current fiscal year 2013, we do not expect to hire any third-party consultants for the foreseeable future.

Transfer Agent

As of the date of this prospectus, New Day Financial Management, Inc. has 2,900,000 shares of $0.001 par value common stock issued and outstanding held by thirty shareholders of record.  Our Transfer Agent is anticipated to be Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014, Phone: (702) 818-5898.

Description of Property

We use office space provided by Karen Mannix, an officer, at no charge to us.  The total useable space measures approximately 30 square feet, encompassing a workstation.  Although we believe our current facilities are sufficient, we may require additional office space in the next 12 months, although we cannot be assured that such additional space will be available on reasonable terms, if at all.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 1A. RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

Investors may lose their entire investment if we are unable to continue as a going concern.

New Day Financial Management, Inc. was formed in February 2007.  Although we are generating revenues we have a limited operational history on which you can evaluate our business and prospects.  We are a small company without guaranteed or recurring streams of revenues.  Our prospects must therefore be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development and without significant operating history.  These risks include, without limitation, the absence of guaranteed long-term revenue streams, management that is inexperienced in managing a public company, a competitive market environment with minimal barriers to entry and lack of brand recognition.  New Day cannot guarantee that we will be successful in maintaining our presence in the consulting outsourcing industry or in accomplishing our objectives.  If our business fails, the investors in this offering may face a complete loss of their investment.

We may experience liquidity and solvency problems, which could impair our operations or force us out of business.

We have no long-term or contractual obligations with clients to provide for guaranteed future revenues.  Additionally, future expenditures may be higher than our management may anticipate and budget for, which could materially harm our business.  As such, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

The consulting and outsourcing industries are highly competitive, and we are in an unfavorable competitive position.

Our management believes we compete, in general, with numerous, more established companies providing outsourced consulting services.  In addition, certain companies may choose to use its own resources rather than engage an outside firm for the types of services we provide.  All of our competitors are significantly larger and have substantially greater financial, technical, marketing and other resources and significantly greater name recognition.  In addition, many of our competitors have well-established, long-term relationships with their clients.  It is possible that new competitors or alliances among competitors will emerge in the future.  Our expected competitors may be able to fulfill customer requests or requirements more efficiently than we may be able to.  There can be no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures will not force us to cease our operations.

We will lose clients or be unable to attract new clients if we do not perform our services satisfactorily.

We have only recently begun to generate revenues and currently have a small base of clients to whom we have provided services without ongoing contractual obligations.  We will depend, in large part, upon our ability to provide an adequate level of service in order to attract continuing work and to garner recommendations or referrals from these clients.  If a client is not satisfied with the quality of work performed by us or contracted parties who provide services for a specific project on our behalf, then we could incur additional costs to address the situation and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client.  In addition, negative publicity related to our client services or relationships, regardless of its accuracy, may further damage our business by affecting our ability to attract prospective clients.

We have no long-term or guaranteed sources of revenues.

All of our clients have historically engaged us on a per-project basis and have no contractual obligation to continue to utilize our services.  The loss of any client could impair our ability to continue as a going concern.  We have no long-term or guaranteed contracts in place with any customers, and there can be no assurance that our customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

New Day Financial Management, Inc. may lose its top management without employment agreements.

Our operations depend substantially on the skills and experience of our officers and sole director, namely Karen Mannix, our President, and Marcia Hootman, our Secretary and Treasurer.  Although we plan to have non-salaried personnel work for us on a per-project basis, as necessary, we have no other full- or part-time employees besides these two individuals.  Furthermore, we do not maintain key man life insurance on any of our officers or sole director.  Without employment contracts, we may lose one or more of our officers and sole director to other pursuits without a sufficient warning and, consequently, go out of business.

Our officers and our sole director may become involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  The loss of any or all of our officers and sole director to other pursuits without a sufficient warning we may, consequently, go out of business.

Failure by us to respond to changes in client demands could result in lack of sales revenues and may force us out of business.

The market for our service is characterized by rapidly changing technology, evolving industry developments and changing customer needs.  Our future success will depend on our ability to enhance our current services, advertise and market our services and respond to emerging industry trends, developments and other technological changes on a timely and cost effective basis.  We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace.  There can be no assurance that we will be successful in enhancing our existing service offerings on a timely basis or that any new enhancements will achieve market acceptance.  If we fail to anticipate or respond adequately to changes in technology and customer preferences these events could have a material adverse affect on our business, financial condition and results of operation.

If we are unable to collect on our accounts receivables, our cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed.  Our clients may experience periods of financial difficulty, and as a result, could cause clients to delay payments to us or default on their payment obligations to us.  Timely collection of accounts receivables also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues.  If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected.  In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

You may not be able to sell your shares in our company because there is no public market for our stock.

There is no public market for our common stock.  In the absence of being listed on a stock exchange or trading platform, no market is available for investors in our common stock to sell their shares.  We cannot guarantee that a meaningful trading market will develop.

If our stock ever becomes tradable, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Investors may have difficulty liquidating their investment because our stock will be subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

All of our issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended.  When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently issued and outstanding shares of common stock, aggregating 2,900,000 shares of common stock, are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a six month holding period for such restricted securities may sell, within any three month period (provided we are current in our reporting obligations under the Exchange Act) subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company’s outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale.  Sales of shares by our shareholders, whether pursuant to Rule 144 or otherwise, may have an immediate negative effect upon the price of our common stock in any market that might develop.

Investors may be unable to sell their shares without complying with “Blue Sky” regulations.

Each state has its own securities laws, also known as blue sky laws, which, in part, regulates both the offer and sale of securities.  In most instances, offers or sales of a security must be registered or exempt from registration under these blue sky laws of the state or states in which the security is offered and sold.  The laws and filing or notification requirements tend to vary between and among states.  Sales by the selling shareholders may occur in California, Florida and Nevada.  Apart from the States of California, Florida and Nevada, we have not made any determinations as to where such resale transactions may or may not occur.  Resale transactions in any State except California, Florida and Nevada require proper diligence on the part of the investor.  Investors should consult an attorney or a licensed investment professional prior to delving into blue sky laws.  Failure to comply with applicable securities regulations may lead to fines or imprisonment.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”  These exemptions include

1.

Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

2.

Reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

3.

Exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years.  However, we would cease to qualify as an emerging growth company if we:

1.

Generate annual gross revenues of $1.0 billion or more in a fiscal year;

2.

Issue, during the previous three-year period, more than $1.0 billion in non-convertible debt; or

3.

Become a “large accelerated filer,” defined by the SEC as a company with a word-wide public float of its common equity of $700 million or more.

Our common stock may not be transferable without meeting securities registration requirements or exemption therefrom.

We have not registered our securities in any jurisdiction and have not identified any exemptions from registration.  As a result, investors in our common stock may have difficulty selling their shares unless they are able to register their shares or find an exemption therefrom.  Furthermore, broker-dealers may be unwilling or unable to act on behalf of investors in our common stock unless or until the shares are registered, or an applicable exemption from registration is identified, in certain states in which our common stock may be offered or sold.

Future issuances of our preferred stock could dilute the voting and other rights of holders of our common stock.

Our Board of Directors has the authority to issue shares of preferred stock in any series and may establish, from time to time, various designations, powers, preferences and rights of the shares of each such series of preferred stock.  Any issuances of preferred stock would have priority over the common stock with respect to dividend or liquidation rights.  Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company and may adversely affect the voting and other rights of the holders of common stock.

We have not paid any cash dividends and do not intend to pay any cash dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to reinvest any earnings in the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.  Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We use office space provided by Karen Mannix, an officer, at no charge to us.  The total useable space measures approximately 30 square feet, encompassing a workstation.  Although we believe our current facilities are sufficient, we may require additional office space in the next 12 months, although we cannot be assured that such additional space will be available on reasonable terms, if at all.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of New Day Financial Management has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of New Day Financial Management has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of New Day Financial Management has been convicted of violating a federal or state securities or commodities law.

New Day Financial Management is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of New Day Financial Management has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

As of the date of this prospectus, there is no public market in our common stock.  Our securities are not listed on any exchange, thus no market for our shares exists and there is no assurance that one will develop.  To date, no effort has been made to obtain listing on the OTC Bulletin Board or any national securities exchange or association.  We have not approached any broker/dealers with regard to assisting us to apply for such listing.

Holders

As of the date of this prospectus, New Day Financial Management, Inc. has 2,900,000 shares of $0.001 par value common stock issued and outstanding held by thirty shareholders of record.  Our Transfer Agent is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014, Phone: (702) 818-5898.

Dividends

New Day Financial Management has never declared or paid any cash dividends on its common stock.  For the foreseeable future, New Day Financial Management intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including New Day Financial Management’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2012.

Recent Sales of Unregistered Securities

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

On March 20, 2007, we issued 1,050,000 shares of our common stock to ten consultants for services rendered to the company valued at $1,050.  Each consultant agreed to accept shares of our common stock in lieu of cash.  We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were sold directly by us and did not involve a public offering or general solicitation.  The offering was not underwritten and no commissions or finders’ fees were paid.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including financial statements. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.  The table below sets forth the names of the persons receiving shares, the amount of such shares and the services provided, therefor:

On April 11, 2007, we sold a total of 950,000 shares of our common stock to 17 non-affiliated shareholders, none of whom were, prior to this sale, holders of our common stock.  The shares were issued at a price of $0.01 per share for total cash in the amount of $9,500.  The offering was not underwritten and no commissions or finders’ fees were paid.  We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.  None of the purchasers have claimed to be accredited investors, as that term is defined by Rule 501(a) of Regulation D, and we have made no attempt to verify any such qualification.  The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.  The table below sets forth the names of the purchasers and the amount of shares purchased:

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  New Day Financial Management’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; intense competition; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

We were incorporated in Nevada on February 15, 2007.  We provide small businesses with focused management and financial strategies to execute and grow their businesses.  Since our inception, we have worked with the singular goal of providing small business with the tools and guidance to grow their companies.

Results of Operation for the years ended December 31, 2012 and 2011

Revenues

During the year ended December 31, 2012, we did not generate any revenues.  Revenues generated in the year ended December 31, 2011 were $10,000.  100% of revenues during the year were generated from two clients, both of whom we had no previous business relationship with.  Ms. Mannix, our President, provided corporate identity and marketing consulting, operational analysis and strategy brainstorming services to these clients during the year ended December 31, 2011.  We have no long-term or guaranteed contracts in place with any of these customers and there can be no assurance that any of these customers will continue to engage our services.

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

During the year ended December 31, 2012, total expenses were $37,663, which is attributable to $910 in depreciation expense, $510 in filing fees for business license and annual incorporation dues, $329 in office expenses and $35,914 in professional fees related to accounting, legal and consulting costs.  In the comparable period ended December 31, 2011, total expenses were $12.300, comprised of $764 in depreciation expense, $510 in filing fees for business licenses and annual incorporation dues, $1,766 in office expenses and $9,278 in professional fees related to accounting, legal and consulting costs.  The substantial increase in expenses during 2012 compared to 2011 is primarily attributable to the increase in professional and consulting fees related to the reporting requirements of the SEC.

Interest Expense

During the year ended December 31, 2012, we borrowed an aggregate of $35,000.  The loans are due on demand and bear an interest rate of 8% per annum.  We incurred interest expense of $670 in the year ended December 31, 2012, directly related to this loan.  Total interest expense in the year ended December 31, 2011 was $0.

Provision for income taxes

In the year ended December 31, 2012, our loss before provision for income taxes totaled $38,333.  During the year ended December 31, 2011, we incurred a net loss before provision for income taxes in the amount of $2,300.  Provision for income taxes during the year ended December 31, 2012 was ($1,885), compared to $1,252 in the comparable period ended December 31, 2011.

Net income (loss)

In the year ended December 31, 2012, we incurred a net loss of $36,448, compared to a net loss of $1,048 in the comparable year ended December 31, 2011.  Management expects to encounter material weakness in demand for our services as well as unpredictable, possibly higher, levels of expenditures, both of which will put significant pressure on our net profit margins.  Therefore, we are significantly dependent upon our ability to continue to engage new clients and generate sufficient revenues to meet our financial obligations.

Liquidity and capital resources

Cash used in operating activities in the year ended December 31, 2012 was $28,231, compared to cash used for such activities in the comparable period ended December 31, 2011 of $780.

Cash used in investing activities during the year ended December 31, 2012 was $0, compared to the comparable year ended December 31, 2011, during which time we purchased fixed assets of $2,730.

Cash provided by financing activities totaled $35,000 during the year ended December 31, 2012, primarily attributed proceeds from notes payable entered into during the period.  In the comparable year ended December 31, 2011, we did not obtain any cash from financing activities.

As of December 31, 2012, we had $25,551 in cash on hand, compared to cash balance of $18,782 a year ago on December 31, 2011.  This increase in available cash is provided from notes payables we issued in the most recent year ended December 31, 2012.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we our revenues have declined and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Report of Independent Registered Public Accounting Firm

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

New Day Financial Management, Inc.

We have audited the accompanying balance sheets of New Day Financial Management, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012. New Day Financial Management, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Day Financial Management, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues in 2012, has negative working capital at December 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

June 19, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

F1

NEW DAY FINANCIAL MANAGEMENT, INC.

BALANCE SHEETS

(audited)

	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$25,551	$18,782
Prepaid expenses	478	-
Total current assets	26,029	18,782

Fixed assets, net	1,056	1,966

Total assets	$27,085	$20,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,000	$1,000
Income tax payable	-	1,885
Notes payable	30,000	-
Notes payable - related party	5,000	-
Accrued interest payable	670	-
Total current liabilities	45,670	2,885

Total liabilities	45,670	2,885

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 2,900,000 and 2,900,000 shares issued
and outstanding as of December 31, 2012 and 2011, respectively	2,900	2,900
Additional paid-in capital	8,725	8,725
Retained earnings	(30,210)	6,238
Total stockholders’ equity	(18,585)	17,863

Total liabilities and stockholders’ equity	$27,085	$20,748

The accompanying notes are an integral part of these financial statements.

F2

NEW DAY FINANCIAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

(audited)

	For the Years Ended
	December 31,
	2012	2011

Revenue	$-	$10,000
Revenue - related party	-	-
Total revenue	-	10,000

Operating expenses:
General and administrative expenses	36,753	11,536
Depreciation	910	764
Total operating expenses	37,663	12,300

Other expense:
Interest expense	(670)	-
Total expenses	(670)	-

Income before provision for income taxes	(38,333)	(2,300)

Provision for income taxes	1,885	1,252

Net income (loss)	$(36,448)	$(1,048)

Weighted average number of common shares
outstanding - basic and fully diluted	2,900,000	2,900,000

Income (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

NEW DAY FINANCIAL MANAGEMENT, INC.

STATEMENTS OF CHANGED IN STOCKHOLDERS’ EQUITY

(audited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

February 15, 2007
Issuance of common stock for services	900,000	$900	$-	$-	$900

February 15, 2007
Donated capital for expenses
paid by officer	-	-	175	-	175

March 20, 2007
Issuance of common stock for services	1,050,000	1,050	-	-	1,050

April 11, 2007
Issuance of common stock for cash	950,000	950	8,550	-	9,500

Net (loss)	-	-	-	(2,250)	(2,250)

Balance, December 31, 2007	2,900,000	2,900	8,725	(2,250)	9,375

Net (loss)	-	-	-	(8,936)	(8,936)

Balance, December 31, 2008	2,900,000	2,900	8,725	(11,186)	439

Net income	-	-	-	12,646	12,646

Balance, December 31, 2009	2,900,000	2,900	8,725	1,460	13,085

Net income	-	-	-	5,826	5,826

Balance, December 31, 2010	2,900,000	2,900	8,725	7,286	18,911

Net income	-	-	-	(1,048)	(1,048)

Balance, December 31, 2011	2,900,000	$2,900	$8,725	$6,238	$17,863

Net income	-	-	-	(36,448)	(36,448)

Balance, December 31, 2012	2,900,000	$2,900	$8,725	$(30,210)	$(18,585)

The accompanying notes are an integral part of these financial statements.

F4

NEW DAY FINANCIAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

(audited)

	For the Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(36,448)	$(1,048)
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation	910	764
Provision for income taxes	(1,885)	(1,252)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(478)	-
Increase (decrease) in accounts payable	9,000	756
Increase (decrease) in accrued interest payable	670	-

Net cash provided (used) in operating activities	(28,231)	(780)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,730)

Net cash provided by investing activities	-	(2,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	30,000	-
Proceeds from notes payable - related party	5,000	-

Net cash provided by financing activities	35,000	-

NET CHANGE IN CASH	6,769	(3,510)

CASH AT BEGINNING OF YEAR	18,782	22,292

CASH AT END OF YEAR	$25,551	$18,782

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

F5

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on February 15, 2007 (Date of Inception) under the laws of the State of Nevada, as New Day Financial Management, Inc.

Nature of operations

The Company’s primary business is to establish or reestablish solid management organizations for its clients.  The Company provides placement of professional and competent personnel into key slots to create a strong, focused management and marketing group for the benefit of the client.

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

Computer equipment

3 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2012 and 2011.  Depreciation expense for the years ended December 31, 2012 and 2011 totaled $910 and $764, respectively.

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended December 31, 2012 and 2011.

F6

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

F7

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2012 and 2011, the Company has income tax payable totaling $0 and $1,885, respectively.

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

Concentrations of revenue

In 2011, two customers accounted for 100% of revenue.  During the year ended December 31, 2011, the officers and directors of the Company have donated their services to the Company.  In 2011, the revenue generated was based on management’s donation of services.

Recent pronouncements

The Company has evaluated all the recent accounting pronouncements issued through April 2013 and believes that none of them will have a material effect on the company’s financial statement.

F8

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2012, the Company did not generate any revenue and had a net loss of $36,448.  The Company’s revenue is based on consulting services which are generated by an officer, director and shareholder of the Company who is not compensated for their time.  As such, the Company cannot be certain that the activity will continue into the future.

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

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2012	2011

Computer equipment	$2,730	$2,730
Less accumulated depreciation	(1,674)	(764)

Fixed assets, net	$1,056	$1,966

Depreciation expense for the years ended December 31, 2012 and 2011 were $910 and $764, respectively.

NOTE 4 - NOTES PAYABLE

On September 17, 2012, the Company received a loan for $15,000.  The loan is due upon demand and bears 8% interest.

On September 24, 2012, the Company received a loan for $15,000.  The loan is due upon demand and bears 8% interest.

Interest expense for the year ended December 31, 2012 was $670.

F9

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$-	$-
Net operating income (loss)	(30,210)	(2,300)
	(30,210)	(2,300)
Permanent differences: Meals and entertainment	-	270
Timing differences	-	-
Taxable income (loss)	(30,210)	(2,030)
Income tax rate	15%	15%
Income tax expense	$-	$-

Deferred tax asset/liability	4,532	304
Less valuation allowance	(4,532)	(304)
Net deferred tax asset/liability	$-	$-

The Company has filed federal income tax returns through 2010 and is uncertain to the amount of the income tax liability for 2011 and 2012, if any.  The Company has recorded a provision for income taxes of $1,885 which adjusts the estimated income tax payable to $0 as of December 31, 2012.  The Company plans to use its net losses for 2012 against the net income in the prior years.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the year ended December 31, 2012 and 2011 are as follows:

	2012	2011
U.S. federal statutory income tax rate	15.0%	15.0%
State tax - net of federal benefit	0.0%	0.0%
Effective tax rate	15.0%	15.0%

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

Common Stock

During the year ended December 31, 2012, there have been no other issuances of common stock.

NOTE 7 - WARRANTS AND OPTIONS

As of December 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by the officers and directors of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

On September 17, 2012, the Company received a loan for $5,000 from an officer and director of the Company.  The loan is due upon demand and bears 0% interest.

F10

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 9 - SUBSEQUENT EVENTS

On January 23, 2013, the Company received a loan of $5,000 from an entity.  The loan is due upon demand and bears 8% interest.

F11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2012, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

New Day Financial Management's Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names of our directors and executive officers and their positions are as follows:

Name	Age	Position	Period of Service

Karen Mannix	55	President and Chief Executive Officer	February 2013-2014

Marcia Hootman	70	Secretary, Treasurer, Principal Accounting Officer and Principal Financial Officer	February 2013-2014

Notes:

(1)

All directors hold office until the next annual meeting of the stockholders, which shall be held in May of 2013, and until successors have been elected and qualified.  Executive officers are appointed by the Board of Directors and hold office until they resign or are removed from office.

(2)

The officers and directors of New Day Financial Management have obligations to entities other than the Company.  The Company expects each individual to spend approximately not less than 10 hours per week on the Company’s business affairs, or as needed.

Background of Directors, Executive Officers, Promoters and Control Persons

Karen Mannix, President and Chief Executive Officer, has been a co-owner of Farmacopia, an herbal company operating in Santa Rosa, CA, for the past 15 years.  Farmacopia educates physicians, including but not limited to family practice, internists and neurologists, as well as nurses and the general public through workshops, seminars, lectures and credentialed continuing education classes.  Farmacopia also dispenses medicinal herbal products from its retail store and via mail order through the worldwide web.  Ms. Mannix is responsible for product research, purchasing, business strategy, advance planning, national and international marketing and wholesale and retail sales.  Ms. Mannix oversees the management and daily operations of the company and a staff of five including three herbalists, a psychotherapist, massage therapist and office staff.  Her 15 years of management and strategic planning skills honed at Farmacopia are essential to our success.

Ms. Mannix has been self employed as a licensed California Department of Real Estate Salesperson since 1984, and she continues to invest for her own portfolio in Mexico and South America.  Her focus in the real estate sales industry is residential home sales, developing vineyards, commercial leasing and raw land development.  Mr. Mannix is also licensed by the California Department of Insurance specializing in long term insurance investments, annuities and whole life policies. Additionally, she has had years of experience in financing, home loans and second trust deed markets.

Ms. Mannix works for us on a part-time basis and expects to devote a minimum of 20 hours per week to our business activities, as necessary.

Rev. Dr. Marcia Hootman, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer, has a broad background in higher education, real estate, publishing, the ministry and stock brokerage industries.  Since 2007, she has been a co-owner of Health Energy Resources, a holistic website with anti-aging research information.  Also, since 1973, she has been a real estate broker for Coastal Properties, where she helped develop condos between Del Mar and Solana Beach on the Southern California coastline.

Dr. Hootman has assisted and inspired thousands of people to plan for their financial independence as an instructor with one of the largest financial education organizations in the world.  Between 1990-1993, she was the only female Senior National Instructor of the Chas J. Given financial organization, where she taught real estate investment workshops and trained new instructors.  She is the author of several top-selling books in the areas of personal growth, relationships and wealth, all published between 1982 and 1993.

Dr. Hootman was educated at Columbia Pacific University receiving a PhD in Psychology; United States International University, MA, in Human Behavior and Cal Western University, BA, in Humanities.  She has a life-long secondary teaching credential and is an ordained minister, serving at the pulpit for over 1,000 congregants.  In 1996 through 2000, Dr. Hootman was Senior Minister of the Claremont Church of Religious Science in Claremont, California.  Subsequently, from 2002 through 2005, she was Senior Minister of the New Thought Center in Sorrento Mesa, San Diego, California.

We believe Dr. Hootman’s four years as co-owner and operator of Health Energy Resources and her 37 years of real estate sales and development experience represent sufficient real world business experience to serve as an officer of our company.  Dr. Hootman works for us on a part-time basis and expects to devote a minimum of 20 hours per week to our business activities, as necessary.

Family Relationships

None.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our director and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and director, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our directors perform the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.

Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.

Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.

Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.

Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2012, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 55 S. Valle Verde Dr., #235-106, Henderson, NV 89012.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2012 and 2011 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the two other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Karen Mannix	2012	0	0	0	0	0	0	0	0
President and CEO	2011	0	0	0	0	0	0	0	0

Marcia Hootman	2012	0	0	0	0	0	0	0	0
Principal Financial	2011	0	0	0	0	0	0	0	0
Officer

Directors' Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, director and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•

A breach of a director’s duty of loyalty to us or our stockholders;

•

Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;

•

A transaction from which a director received an improper benefit; or

•

An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Director Independence

The Board of Directors has concluded that our director, Marcia Hootman, is not independent in accordance with the director independence standards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock, (b) each of our Directors and executive officers and (c) all current Directors and executive officers as a group. The following table is based upon an aggregate of 2,900,000 shares of our common stock outstanding as of December 31, 2012.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership(1)	Percent of Class

Common	Karen Mannix, President and CEO(3)	300,000	10.34%

Common	Marcia Hootman, Secretary and Treasurer(3)	300,000	10.34%

	All Directors and Officers as a group (2 persons)	600,000	20.68%

Common	Beverly Fremont, Former Director	300,000	10.34%

	All Beneficial Owners as a group (3 persons)	900,000	31.02%

Notes:

1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

2.

The forwarding address for our beneficial owners is: 55 S. Valle Verde Dr., #235-106, Henderson, Nevada 89012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

On February 15, 2007, we issued a total of 900,000 shares of $0.001 par value common stock to our three officers and directors for a total amount of $900 in services rendered, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.  The shares were issued, as follows:

Name	Shares
Karen Mannix	300,000

Marcia Hootman	300,000

Beverly Fremont	300,000

On February 15, 2007, Beverly Fremont, our sole director, paid for incorporation costs totaling $175.  We are not obligated to reimburse Ms. Fremont for these expenses and it is considered donated capital.

During the years ended December 31, 2011 and 2010, we generated revenue of $0 and $5,000, respectively from a related party.  The related party is Upside Financial, Inc., an entity that is controlled by Elaine Evans, a shareholder of New Day.

On January 23, 2013, we received a loan of $5,000 from an officer and director.  The loan is due upon demand and bears 0% interest.

Additionally, we use office space and services provided without charge by our officers and directors.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011
Audit fees	$12,500	$8,000
Audit-related fees	-	-
Tax fees	-	500
All other fees	-	-

Total fees	$12,500	$8,500

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents Filed as part of this report

1.

The financial statements listed in the "Index to Financial Statements" are filed as part of this report.

2.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)

Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NEW DAY FINANCIAL MANAGEMENT, INC.
(Registrant)

By: /s/ Karen Mannix
Karen Mannix, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Karen Mannix	President, CEO and Director	September 11, 2013
Karen Mannix

/s/ Marcia Hootman	Chief Financial Officer	September 11, 2013
Marcia Hootman

/s/ Marcia Hootman	Chief Accounting Officer	September 11, 2013
Marcia Hootman

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document

(SCH) XBRL Taxonomy Extension Schema Document

(CAL) XBRL Taxonomy Extension Calculation Linkbase Document

(DEF) XBRL Taxonomy Extension Definition Linkbase Document

(LAB) XBRL Taxonomy Extension Label Linkbase Document

(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on May 13, 2010.

35