Form 10-Q
period 2013-03-31
NEW DAY FINANCIAL MANAGEMENT, INC.
filed 2013-10-16
CIK 1491959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	2,750,000 shares
(Class)	(Outstanding as at August 22, 2013)

NEW DAY FINANCIAL MANAGEMENT, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

11

Item 3. Quantitative and Qualitative Disclosure About Market Risks

13

Item 4T. Controls and Procedures

13

PART II - OTHER INFORMATION

14

Item 1. Legal Proceedings

14

Item 1A. Risk Factors

14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3. Defaults Upon Senior Securities

14

Item 4. Mine Safety Disclosures

15

Item 5. Other Information

15

Item 6. Exhibits and Reports on Form 8-K

15

SIGNATURES

16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Form 10-K, most recently filed with the Commission on September 12, 2013.

NEW DAY FINANCIAL MANAGEMENT, INC.

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$11,706	$25,551
Prepaid expenses	316	478
Total current assets	12,022	26,029

Fixed assets, net	829	1,056

Total assets	$12,851	$27,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,350	$10,000
Notes payable	45,000	30,000
Notes payable - related party	5,000	5,000
Accrued interest payable	1,389	670
Total current liabilities	52,739	45,670

Total liabilities	52,739	45,670

Stockholders’ (deficit):
Common stock, $0.001 par value, 100,000,000 shares
authorized, 2,900,000 and 2,900,000 shares issued and 2,750,000 and 2,900,000 shares outstanding as of March 31, 2013 and December 31, 2012 respectively	2,900	2,900
Additional paid-in capital	8,725	8,725
Treasury stock	(1,500)	-
Retained earnings	(50,013)	(30,210)
Total stockholders’ (deficit)	(39,888)	(18,585)

Total liabilities and stockholders’ (deficit)	$12,851	$27,085

See Accompanying Notes to Financial Statements.

NEW DAY FINANCIAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Revenue	$-	$-
Revenue - related party	-	-
Total revenue	-	-

Operating expenses:
General and administrative expenses	18,857	17,770
Depreciation	227	227
Total expenses	19,084	17,997

Other expense:
Interest expense	(719)	-
Total expenses	(719)	-

Income before provision for income taxes	(19,803)	(17,997)

Provision for income taxes	-	-

Net income (loss)	$(19,803)	$(17,997)

Weighted average number of
common shares outstanding - basic	2,900,000	2,900,000

Net income (loss) per share-basic	$(0.01)	$(0.01)

See Accompanying Notes to Financial Statements.

 NEW DAY FINANCIAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,803)	$(17,997)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation	227	227
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	162	-
Increase (decrease) in accounts payable	(8,650)	-
Increase (decrease) in accrued interest payable	719	-

Net cash provided (used) in operating activities	(27,345)	(17,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	15,000	-
Proceeds from notes payable - related party	(1,500)	-

Net cash provided by financing activities	13,500	-

NET CHANGE IN CASH	(13,845)	(17,770)

CASH AT BEGINNING OF YEAR	25,551	18,782

CASH AT END OF YEAR	$11,706	$1,012

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2012 and 2011 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

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

Computer equipment

3 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as March 31, 2013.  Depreciation expense for the three months ended March 31, 2013 and 2012 totaled $227 and $227, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated all the recent accounting pronouncements through September 2013 and believes that none of them will have a material effect on the company’s financial statement.

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2013, the Company did not generate any revenue and had a net loss of $50,013.  The Company’s revenue is based on consulting services which are generated by an officer, director and shareholder of the Company who is not compensated for their time.  As such, the Company cannot be certain that the activity will continue into the future.

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

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

	March 31,	December 31,
	2013	2012

Computer equipment	$2,730	$2,730
Less accumulated depreciation	(1,901)	(1,674)

Fixed assets, net	$829	$1,056

Depreciation expense for the three months ended March 31, 2013 and 2012 were $227 and $227, respectively.

NOTE 4 - NOTES PAYABLE

On September 17, 2012, the Company received a loan for $15,000.  The loan is due upon demand and bears 8% interest.

On September 24, 2012, the Company received a loan for $15,000.  The loan is due upon demand and bears 8% interest.

On January 23, 2013, the Company received a loan for $10,000.  The loan is due upon demand and bears 8% interest.

On March 12, 2013, the Company received a loan for $5,000.  The loan is due upon demand and bears 8% interest.

Interest expense for the three months ended March 31, 2013 was $719.

NEW DAY FINANCIAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

Common Stock

During the three months ended March 31, 2013, there have been no other issuances of common stock.

On March 21, 2013, we agreed to repurchase 150,000 shares of our common stock from two shareholders.  The shares were originally issued at a price of $0.01 per share for a total cash investment of $1,500.  The Company agreed to repurchase the 150,000 shares of our common stock for a purchase price of $1,500.

NOTE 6 - WARRANTS AND OPTIONS

As of March 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about New Day Financial Management, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, New Day Financial Management, Inc.’s actual results may differ materially from those indicated by the forward-looking statements.

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

Results of Operation for the three months ended March 31, 2013 and 2012

Revenues

Revenues generated in the three month periods ended March 31, 2013 and 2012 were $0.  We believe the substantial decrease in our revenues during the comparable periods is attributed to a weakness in the general economy.  We believe the weakness has affected small business owners’ willingness and capability to spend money on investments with no immediate, guaranteed rate of return.  We believe our services provide long-term benefits; however, without a measurable, quantifiable return, we have recently been viewed as a cost center, rather than a revenue generating asset.  We have no long-term or guaranteed contracts in place with any customers, and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

Operating expenses

We incur various costs and expenses in the execution of our business.  All expenses, to date, have been classified as general and administrative expenses, which primarily consist of bank service charges, filing fees and consulting, accounting and legal fees.

During the three months ended March 31, 2013, total expenses were $19,084, which is attributable to $227 in depreciation expense and $18,857 in general and administrative expenses.  In the comparable period ended March 31, 2012, total expenses were $17,997, comprised of $227 in depreciation expense and $17,770 in general and administrative costs.

Interest Expense

As of March 31, 2013, we borrowed an aggregate of $50,000.  The loans are due on demand and bear an interest rate of 8% per annum.  Accrued interest expense as of March 31, 2013 was $1,389.

Provision for income taxes

During the three months ended March 31, 2013, we recorded an operating loss before provision for income taxes of $19,803.  In comparison, income before provision for income taxes during the period ended March 31, 2012 was $17,997.

Net income (loss)

In the three months ended March 31, 2013, we incurred a net loss of $19,803, compared to a net loss of $17,997 in the comparable period ended March 31, 2012.

Management expects to encounter material weakness in demand for our services as well as unpredictable, possibly higher, levels of expenditures, both of which will put significant pressure on our net profit margins.  Therefore, we are significantly dependent upon our ability to continue to engage new clients and generate sufficient revenues to meet our financial obligations.

Liquidity and capital resources

Cash used in operating activities in the three month period ended March 31, 2013 was $27,345, compared to cash provided for such activities in the comparable period ended March 31, 2012 of $17,770.

Cash used in investing activities during the three month period ended March 31, 2013 and the period ended March 31, 2012, was $0.

Cash provided by financing activities totaled $15,000 during the three months ended March 31, 2013, primarily attributed proceeds from notes payable entered into during the period.  In the comparable period ended March 31, 2012, we did not obtain any cash from financing activities.  On March 21, 2013, the Company utilized $1,500 to repurchase 150,000 shares of stock from 2 non-affiliated shareholders.

As of March 31, 2013, we had $11,706 in cash on hand, compared to cash balance of $18,782 a year ago on March 31, 2012.  This decrease in available cash is primarily attributed to the cost of being a public reporting company, such as accounting, legal and other fees.

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

We agreed to register for resale up to 950,000 shares of our common stock that was sold in the April 2007 private placement.  On November 8, 2012, we received Notice of Effectiveness of our S-1 Registration Statement, registering 950,000 shares of our common stock for sale through existing selling shareholders.

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

Item 1A. Risk Factors

Our significant business risks are described in our final Prospectus as filed on November 14, 2012, to which reference is made herein.

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

On March 21, 2013, we agreed to repurchase 150,000 shares of our common stock from 2 non-affiliated shareholders.  The shares were originally issued at a price of $0.01 per share for a total cash investment of $1,500.  The Company agreed to repurchase the 150,000 shares of our common stock for a purchase price of $1,500.  Upon execution of each agreement by and between the Company and each shareholder, the shares were cancelled and returned to treasury.

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

NEW DAY FINANCIAL MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Karen Mannix	President and CEO	October 16, 2013
Karen Mannix

/s/ Marcia Hootman	Principal Accounting Officer	October 16, 2013
Marcia Hootman	Chief Financial Officer

16